Form 10KSB
period 1996-12-31
SUNNYLAND HOLDINGS CORP
filed 1997-03-31
CIK 923860

--------------------------
                                                             OMB APPROVAL
                                                      --------------------------
                                                      OMB Number:      3235-0420
                                                      Expires:   August 31, 1996
                                                      Estimated average burden
                                                      hours per response..3225.0
                                                      --------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                                                              December 31, 1996
                                    For the fiscal year ended___________________

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]


                                    For the transition period from_____ to _____

                                                                33-79320
                                    Commission file number______________________

                         SUNNYLAND HOLDINGS CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

             Delaware                                    54-1706550
-----------------------------------       --------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

6231 Leesburg Pike, Suite 308, Falls Church, Virginia               22044
-----------------------------------------------------        -------------------
      (Address of principal executive offices)                    (Zip Code)


Issuer's telephone number (703)  237-8229/30
                           --- ---------------

Securities registered under Section 12(b) of the Exchange Act:


        Title of each class            Name of each exchange on which registered

              Common
-----------------------------------    -----------------------------------------

-----------------------------------    -----------------------------------------


Securities registered under Section 12(g) of the Exchanged Act:

--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)


     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.    Yes [X]    No [ ]

SEC 2337 (02-94)

     Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year.        -0-
                                                             -------------------

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

    (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes [ ]   No [X]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date.        2,195,000
                                                 -------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

     Transitional Small Business Disclosure Format (Check one): Yes   ; No X
                                                                   ---    ---

                              GENERAL INSTRUCTIONS

A.   Use of Form 10-KSB.

     This Form may be used by a "small business issuer," defined in Rule 12b-2 of the Exchange Act, for its annual and transitional reports under section 13 or 15(d) of that Act. For further information as to eligibility to use this Form see Item 10(a) of Regulation S-B (17 CFR 228.10 et seq.). Annual reports on this form shall be filed within 90 days after the end of the fiscal year covered by the report. Transition reports shall be filed within the time period specified in Rules 13a-10 or 15d-10 of the Exchange Act (ss.240.13a-10 or 240.15d-10 of this chapter).

B.   Application of General Rules and Regulations.

     The General Rules and Regulations under the Exchange Act (ss.240.0-1 et seq.), particularly Regulation 12B (ss.240.12b-1 et seq.) contain certain general requirements for reports on any form which should be carefully read and observed in the preparation and filing of reports on this Form.

C.   Signature and Filing of Report.

1. File three "complete" copies and five "additional" copies of the registration statement with the Commission and file at least one complete copy with each exchange on which the securities will be registered. A "complete" copy includes financial statements, exhibits and all other papers and documents. An "additional" copy excludes exhibits. One of the copies filed with the Commission and each exchange should be manually signed; all other copies should have typed or printed signatures.

ITEM 1.  Description of Business

         The Company was incorporated in the State of Delaware on November 5, 1993. Since inception, the principal activity of the Company has been directed to organizational efforts and obtaining initial financing, as of the date hereof, the Company has not entered into any other business activity. Company startup costs have been provided by financing from the president and vice president of the company, as disclosed in the financial statements herewith. No other initial financing has been obtained.

         The company was organized to engage in the acquisition, construction and/ or operation of income properties, and any and all business activities incidental thereto ("Income properties"). Initially, the Company expects to seek out income properties in Seoul and Cheju Island, South Korea. As of the date hereof, the Company has not acquired or entered into any definitive contracts to acquire any income properties. The Company expects to consider other areas in the Pacific Rim for development at such time as, in the opinion of Management, there are opportunities for the Company's involvement. There are no immediate plans for evaluation of sites in the pacific rim. In addition, the Company intends to seek out income properties in the United States. The Company recognizes that, as a result of its limited financial, managerial and other resources, the number of available, suitable income properties from which to choose may be limited.

         In general, Management intends to finance income properties through debt obligation such as mortgages at competitive market rates, debentures, and/or investors' equity. Management contacted various sources for possible financing and will continue to meet with potential private investors or lenders. The Company has not set a time frame within which its financing goals must be met, other than seeking to make the arrangement for financing at the earliest possible time. If such financing is arranged, repayment of debt and debenture obligations will be made from earnings from operation of income properties, stock offerings, and/or equity interest in the Company.

         The Company will minimize its cash requirements by deferring salaries to its officers until and if acquisition of one or more income properties is accomplished. Incidental expenses of operation prior to acquisition of income properties will be provided by loans to the company or purchases of stock from the company by one or more of its current shareholders. The Company expects said current shareholders to provide such assistance until an acquisition is accomplished or until the Company changes its plan of operation or terminates its activities. There is no binding agreement pursuant to which the current shareholders must continue to make such loans.

         If income properties are not available at the time the Company is prepared to make an acquisition or if on further investigation such projects are not suitable, the Company will continue to seek investment projects. As of the date hereof, the Company has not entered into any binding agreements or contracts, written or otherwise, for such financing; nor has management selected any form of financing or entered into any contracts of arrangement thereof.

         The Company does not plan to do any product research or development in the next twelve months or thereafter, nor does the Company expect any significant changes in the number of employees. The Company does not presently have any expectation of purchasing any plant or significant equipment.

         The Company's principal business objective is to seek long term growth potential in income properties in which it participates rather than immediate short-term earnings. There can be no assurance that any of Management's objectives or intentions will be met.

ITEM 2.  Description of property

         The Company does not own property. It leases office space from S.D. Sunnyland Enterprises, Inc., (its parent company) and is physically located in the same offices.

ITEM 3.  Legal Proceeding

         There are no legal proceedings affecting the company to date.

                                                      PART II

ITEM 6.  Management Discussion and Analysis

         At its annual meeting on May 14, 1996 the Board of Directors approved the following:

         Rescission of the June 28, 1995 public offering of 1,528,840 shares of common stock held by present shareholders.

         Reduction of the number of common shares issued to Mira Development Company, Seoul Korea from 1,000,000 to 75,000.

         Election of Mr. Kyung Hoon Pyun to the Board of Directors in an advisory capacity for a period of one year effective May 14, 1996.

         An increase in outstanding common shares by 2,500,000 for purposes of sale to present shareholders, investors, and/or merger/acquisition transactions. To date no such increase has been made.

         Participation in the Parking Lot Joint Venture
         The company has been notified by Nambook Company, Ltd., Developer, that it had reached an agreement with the Seoul city Government to transfer its obligations to complete the Nambook Parking Facility to another Korean company. Sunnyland Holdings has no agreement with the new company nor is such an agreement anticipated.

         Hotel Project
         While the Company continues to have interest in hotel acquisitions, it does not have an option or agreement to purchase hotel property at the present time. The Company also has an interest in acquiring a building site on Cheju Island for purposes of constructing a hotel. The acquisition or construction of hotel properties will depend on the company's ability to raise capital in the future.

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                              /s/Syung D. Han
                                       By________________________________
                                              Syung D. Han, President, CEO


                                              March 21, 1997
                                       Date______________________________

                                              /s/Albert L. Stewart
                                       By________________________________
                                              Albert L. Stewart, Vice President
                                              Secretary

                                              March 21, 1997
                                       Date______________________________

                         SUNNYLAND HOLDINGS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                        DECEMBER 31, 1996, 1995 AND 1994
                        AND NOVEMBER 5, 1993 (INCEPTION)
                              TO DECEMBER 31, 1996



                           These financial statements
                             may be reproduced only
                               in their entirety.

                         SUNNYLAND HOLDINGS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

          FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 AND THE PERIOD FROM NOVEMBER 5, 1993 (INCEPTION) TO DECEMBER 31, 1996




TABLE OF CONTENTS


INDEPENDENT AUDITOR'S REPORT                                                   2


EXHIBIT A        Balance Sheets
                   December 31, 1996 and 1995                                  3


EXHIBIT B        Statements  of Changes  in  Stockholders'
                   Deficit  For the Years  Ended  December  31,
                   1996,  1995 and 1994 and For the Period From
                   November 5, 1993 (Inception) to December 31, 1996           4


EXHIBIT C        Statements of Operations
                   For the Years Ended December 31, 1996,  1995
                   and 1994 and For the Period From November 5,
                   1993 (Inception) to December 31, 1996                       5


EXHIBIT D        Statements of Cash Flows
                   For the Years Ended December 31, 1996,  1995
                   and 1994 and For the Period From November 5,
                   1993 (Inception) to December 31, 1996                       6


NOTES TO FINANCIAL STATEMENTS                                               7-11

                                                                                                    THOMAS P. LANGAN, CPA, CFP
                                                                                                    KENNETH C. McKENDREE, CPA
                                                                                                    KAREN L. IOFFREDO, CPA
                                                                                                    JEFFREY P. HAYDEN, CPA
                    ROSS, LANGAN &                                                                  MARY F. CONVERSE, CPA
[Ross, Langan &     McKENDREE, L.L.P.                                                               FRANK G. LANGAN, CPA
McKendree, L.L.P.   CERTIFIED PUBLIC ACCOUNTANTS                                                    MARK D. MYERS, CPA
Logo]               6829 ELM STREET o McLEAN, VIRGINIA 22101 o (703) 893-2660 o FAX (703) 893-2123      ------
                                                                                                    IRVING B. ROSS, CPA, Consultant
                                                                                                    DORIS COOK ROSS, CFP, Consultant


                          INDEPENDENT AUDITOR'S REPORT



Board of Directors and Stockholders
Sunnyland Holdings Corporation
Falls Church, Virginia


We have audited the accompanying balance sheets of the Sunnyland Holdings Corporation (a development stage company) as of December 31, 1996 and 1995 and the related statements of changes in stockholders' deficit, operations and cash flows for the years ended December 31, 1996, 1995 and 1994, and for the period from November 5, 1993 (inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Sunnyland Holdings Corporation as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994, and from November 5, 1993 (inception), to December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has not commenced operations or obtained any outside financing or capital. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                           /s/ Ross, Langan & McKendree, L.L.P.

                                           CERTIFIED PUBLIC ACCOUNTANTS




McLean, Virginia
March 7, 1997

                                                              Page 2 of 11 Pages

                                                                       EXHIBIT A
                         SUNNYLAND HOLDINGS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS


                                     ASSETS

                                                                                 December 31,
                                                                 --------------------------------------
                                                                       1996                    1995
                                                                 ---------------        ---------------
CURRENT ASSETS
  Cash and cash equivalents (Note 1)                             $           112        $           431
                                                                 --------------------------------------

TOTAL ASSETS                                                     $           112        $           431
                                                                 ======================================



       LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accrued expenses (Note 4)                                      $        25,000        $        25,000
  Current portion of related party
   notes payable (Note 2)                                                 39,077                  -
                                                                 --------------------------------------

TOTAL CURRENT LIABILITIES                                                 64,077                 25,000

LONG TERM LIABILITIES
  Related party notes payable - net
   of current portion (Note 2)                                            27,526                 54,249
                                                                 --------------------------------------

TOTAL LIABILITIES                                                         91,603                 79,249
                                                                 - - - - - - - - - - - - - - - - - - - -

COMMITMENTS AND CONTINGENCIES (Note 4)                                     -                      -

STOCKHOLDERS' DEFICIT (Exhibit B)
  Common stock; $.00001 par value;
   100,000,000 shares authorized;
   2,195,000 and 3,120,000 shares issued and
     outstanding as of December 31, 1996 and
     1995, respectively                                                      22                      31
  Additional paid-in-capital                                            224,753                 154,967
  Deficit accumulated during development stage                         (316,266)               (233,816)
                                                                 --------------------------------------

TOTAL STOCKHOLDERS' DEFICIT                                             (91,491)                (78,818)
                                                                 --------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $          112         $           431
                                                                 ======================================

See independent auditor's report. The accompanying notes are an integral part of these financial statements.

                                                              Page 3 of 11 Pages

                                                                       EXHIBIT B
                         SUNNYLAND HOLDINGS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
            FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 AND
     FOR THE PERIOD FROM NOVEMBER 5, 1993 (INCEPTION) TO DECEMBER 31, 1996

                                                      Common Stock              Additional        Deficit                Total
                                                -----------------------           Paid-in     Accumulated During     Stockholders'
                                                Shares           Amount          Capital      Development Stage         Deficit
                                                ------           ------         ----------    ------------------     -------------
BALANCE AT NOVEMBER 5, 1993                         -          $    -         $     -             $     -              $    -

    Original common stock issue
    ($.00001 per share, February 5, 1994)
    (Note 3)                                   3,120,000             31             -                    -                    31

    Contributed services and
    facilities (Note 5)                             -               -               85,230               -                85,230

    Net loss (Exhibit C)                            -               -               -              (149,162)            (149,162)
                                             -----------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1994                   3,120,000             31             85,230         (149,162)             (63,901)

    Contributed services and
    facilities (Note 5)                             -               -               69,737               -                69,737

    Net loss (Exhibit C)                            -               -               -               (84,654)             (84,654)
                                             -----------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1995                   3,120,000             31            154,967         (233,816)             (78,818)

    Cancellation of common stock (Note 3)     (1,000,000)           (10)                10               -                  -

    Contributed services and
    facilities (Note 5)                             -               -               69,777               -                69,777

    Common stock issue (Note 3)                   75,000              1                 (1)              -                  -

    Net loss (Exhibit C)                            -               -               -               (82,450)             (82,450)
                                             -----------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1996                   2,195,000        $    22          $ 224,753        $(316,266)           $ (91,491)
                                             ===================================================================================

See independent auditor's report. The accompanying notes are an integral part of these financial statements.

                                                              Page 4 of 11 Pages

                                                                       EXHIBIT C

                         SUNNYLAND HOLDINGS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
        FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 AND FOR THE
         PERIOD FROM NOVEMBER 5, 1993 (INCEPTION) TO DECEMBER 31, 1996


                                                                          Years Ended December 31,                 November 5, 1993
                                                                  -------------------------------------------       (Inception) to
                                                                  1996             1995             1994           December 31, 1996
                                                                  ----             ----             ----           -----------------
REVENUE                                                        $     -          $     -          $     -           $       -
                                                               - - - - - - -   - - - - - - -    - - - - - - -     - - - - - - -

EXPENSES
    Salaries - related parties                                      65,000           65,000           64,997             205,830
    Payroll taxes - related parties                                  4,777            4,737            4,972              15,314
    Rent and telephone - related parties (Note 4)                    8,400            7,500            7,200              24,300
    Professional fees                                                3,150            3,371           52,628              59,149
    Office expense                                                     233            1,007              753               1,993
    Travel                                                           -                2,762            4,041               6,803
    Fees and licenses                                                  768            -                  690               1,458
    Printing                                                         -                   69              832                 901
    Bank charges                                                       122              108              151                 381
    Miscellaneous                                                    -                  100               37                 137
                                                               -----------      -----------      -----------       -------------

    Total expenses                                                  82,450           84,654           136,301            316,266
                                                               -----------      -----------      ------------      --------------


NET LOSS                                                      ($    82,450)    ($    84,654)    ($    136,301)     ($    316,266)
                                                               ===========      ===========      ============       ============


NET LOSS PER SHARE                                            ($      0.03)    ($      0.03)    ($       0.04)     ($       0.11)
                                                               ===========      ===========      ============       ============


WEIGHTED AVERAGE NUMBER OF SHARES                                2,541,875        3,120,000         3,120,000          2,937,434
                                                               ===========      ===========      ============       ============

See independent auditor's report. The accompanying notes are an integral part of these financial statements.

                                                              Page 5 of 11 Pages

                                                                       EXHIBIT D

                         SUNNYLAND HOLDINGS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
        FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 AND FOR THE
         PERIOD FROM NOVEMBER 5, 1993 (INCEPTION) TO DECEMBER 31, 1996

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                         Years Ended December 31,                  November 5, 1993
                                                                  -------------------------------------------       (Inception) to
                                                                  1996             1995             1994           December 31, 1996
                                                                  ----             ----             ----           -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss (Exhibit C)                                       $   (82,450)      $  (84,654)    $   (136,301)      $    (316,266)
    Adjustments to reconcile net loss to net
      cash used by operating activities:
        Contributed services and facilities -
        related parties                                             69,777           69,737           72,400             224,775
        Increase in accrued expenses                                 -                -               25,000              25,000
                                                               -----------      -----------      -----------       -------------

        Net cash used by operating activities                      (12,673)         (14,917)         (38,901)            (66,491)


CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from related party notes payable                       12,354           15,025           39,224              66,603
                                                               -----------      -----------      -----------       -------------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                      (319)             108              323                 112

CASH AND CASH EQUIVALENTS -
BEGINNING OF THE YEAR                                                  431              323            -                   -
                                                               -----------      -----------      -----------       -------------

CASH AND CASH EQUIVALENTS -
END OF THE YEAR                                                $       112      $       431      $       323       $         112
                                                               ===========      ===========      ===========       =============


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

    The Company issued 3,120,000 shares of common stock at inception, and received contributed capital in exchange for services rendered and office facilities from various related parties. The value of the common stock and contributed capital totals $224,775.

    During 1996, the Company acquired and cancelled, at no cost, 1,000,000 shares of previously issued common stock in exchange for 75,000 shares of common stock.


See independent auditor's report. The accompanying notes are an integral part of these financial statements.

                                                              Page 6 of 11 Pages

                         SUNNYLAND HOLDINGS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

    Development Stage Operations

    Sunnyland Holdings Corporation (the Company) was incorporated on November 5, 1993 for the purpose of acquiring, constructing and operating hotels and parking facilities in South Korea and its Cheju Island territory. The Company is currently in the development stage of operations. Efforts are currently concentrated in the areas of marketing and raising equity capital. The Company has registered with the Securities and Exchange Commission.

    Cash and Cash Equivalents

    The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

    Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2 - RELATED PARTY NOTES PAYABLE

    The Company's related party notes payable at December 31, 1996 are as follows:

    Company's President and Board Member

    Note payable executed on February 5, 1994
    in the amount of $25,000; non-interest bearing;
    due in full within three years from March 5, 1994.  $    25,000

    Notes payable executed on various dates
    in 1994; non-interest bearing; due in full on
    various dates in 1997.                                    8,755

    Notes payable executed on various dates
    in 1995; non-interest bearing; due in full on
    various dates in 1998.                                    6,718

    Notes payable executed on various dates
    in 1996; non-interest bearing; due in full on
    various dates in 1999.                                    3,200      $43,673
                                                        -----------


See independent auditor's report. The accompanying notes are an integral part of these financial statements.

                                                              Page 7 of 11 Pages

                         SUNNYLAND HOLDINGS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS


NOTE 2 - RELATED PARTY NOTES PAYABLE (continued)

  Company's Vice-President and Board Member

  Notes payable executed on various dates in 1994;
  non-interest bearing; due on various dates in 1997
  and 1998.                                              $    603

  Notes payable executed on various dates in 1995;
  non-interest bearing; due on various dates in 1998
  and 1999.                                                   619

  Notes payable executed on various dates in 1996;
  non-interest bearing; due on various dates in 1999
  and 2000.                                                   714    $   1,936
                                                         --------

  S.D. Sunnyland Enterprises, Inc. (shareholder)

  Notes payable executed on various dates in 1994;
  non-interest bearing; due on various dates in 1994
  and 1995                                                  4,866

  Notes payable executed on various dates in 1995;
  non-interest bearing; due on various dates in 1998
  and 1999                                                  7,688

  Notes payable executed on various dates in 1996;
  non-interest bearing; due on various dates in 1999
  and 2000                                                  8,440       20,994
                                                          -------    ---------

         Total                                                          66,603
         Less:  current portion                                        (39,077)
                                                                     ---------
         Long-term portion                                           $  27,526
                                                                     =========

    Future maturities at December 31, 1996 are as follows:

        December 31,                              Amount

            1997                               $     39,077
            1998                                     14,354
            1999                                     12,337
            2000                                        835
                                               ------------

            Total                              $     66,603
                                               ============


See independent auditor's report. The accompanying notes are an integral part of these financial statements.

                                                              Page 8 of 11 Pages

                         SUNNYLAND HOLDINGS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS


NOTE 2 - RELATED PARTY NOTES PAYABLE (continued)

    All of the related party note obligations are unsecured and contain a provision by which any principal outstanding after the due date will accrue interest at the highest rate allowed by law.


NOTE 3 - COMMON STOCK - RELATED PARTIES

    The Board of Directors authorized the issuance of common stock to the Board Members, and to two companies of which Board Members serve as President, in exchange for services rendered related to formation of the Company.

    During 1996, the Company acquired and cancelled 1,000,000 shares of common stock from a shareholder, and reissued 75,000 shares of common stock to the same shareholder. There was no cash exchanged in the transaction.


NOTE 4 - COMMITMENTS AND CONTINGENCIES

    Contracts

    The Company is contingently liable to its law firm for $25,000 upon commencement of public trading of the Company's securities. The contingent liability has been accrued at December 31, 1996 and 1995.

    Leases

    For the period from November 5, 1993 to April 30, 1994, the Company shared rent free office space with S.D. Sunnyland Enterprises, Inc., a majority shareholder. The fair market value of the rent has been recorded as contributed capital. Effective May 1, 1994, the Company entered into a lease agreement with the aforementioned related party. The lease was renewed effective May 1, 1996, and provides for monthly payments of $600 for office space, and $100 for telephone and fax service. The lease expires in May 1997. Future minimum lease commitments at December 31, 1996 total $2,800. Total rent expense consists of the following:

                                                  Years Ended December 31,                  November 5, 1993
                                        ---------------------------------------------        (Inception) to
                                           1996             1995             1994           December 31, 1996
                                           ----             ----             ----           -----------------
Rent expense                            $     7,200      $     6,300      $     6,000         $      20,500
Telephone and fax services                    1,200            1,200            1,200                 3,800
                                        -----------      -----------      -----------         -------------

Total                                   $     8,400      $     7,500      $     7,200         $      24,300
                                        ===========      ===========      ===========         =============


See independent auditor's report. The accompanying notes are an integral part of these financial statements.

                                                              Page 9 of 11 Pages

                         SUNNYLAND HOLDINGS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS


NOTE 4 - COMMITMENTS AND CONTINGENCIES (continued)

    Going Concern

    The Company's financial statements have been presented on the basis that it is a going concern. The Company's ability to commence operations is dependent on developing its business activities and raising the required capital. The Company intends to raise capital through conventional means such as debt financing or private placements for use in acquiring its income properties. The Company is currently seeking such financing and has not established a deadline for accomplishing the financing. The Company's operations will continue to be financed through stockholder loans until planned acquisitions generate revenues.

    Joint Venture Agreement

    The Company entered into a joint venture agreement with a South Korean Company for the construction and management of a public parking facility in Seoul, South Korea in April 1994. In 1996, the joint venture agreement was terminated.


NOTE 5 - CONTRIBUTED SERVICES AND FACILITIES

    The services and facilities contributed by the Company's shareholders have been recorded as an expense and a contribution of capital. The services and facilities have been recorded at their fair market value.


NOTE 6 - FAIR VALUES OF FINANCIAL INSTRUMENTS

    Based on existing rates and economic conditions, the carrying amount of cash and cash equivalents at December 31, 1996 and 1995 is assumed to approximate fair market value. The Company's other financial instruments include related party notes payable for which it is not practicable to estimate the fair value. None of the Company's financial instruments are held for trading purposes.




See independent auditor's report. The accompanying notes are an integral part of these financial statements.

                                                             Page 10 of 11 Pages

                         SUNNYLAND HOLDINGS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES

    At December 31, 1996 and 1995, the Company had net operating loss carryforwards of approximately $67,000 and $55,000, respectively. Due to conditions that raise substantial doubt about the Company's ability to continue as a going concern, a valuation allowance has been applied to the entire carryforward amount. No current or deferred tax benefit or provision has been recorded on the Company's financial statements.

    The amounts and expiration dates of the operating loss carryforwards are as follows:

            Expiration Date                                            Amount

           December 31, 2009                                        $     40,000
           December 31, 2010                                              15,000
           December 31, 2011                                              12,000
                                                                    ------------

                 Total                                              $     67,000
                                                                    ============

See independent auditor's report. The accompanying notes are an integral part of these financial statements.


                                                             Page 11 of 11 Pages