Form 10KSB
period 1997-12-31
SUNNYLAND HOLDINGS CORP
filed 1998-04-21
CIK 923860

---------------------------
                                                           OMB APPROVAL
                                                    ---------------------------
                                                    OMB Number:       3235-0420
                                                    Expires:    August 31, 1996
                                                    Estimated average burden
                                                    hours per response...3225.0
                                                    ---------------------------


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                        For the fiscal year ended      December 31, 1997
                                                 ------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]


                        For the transition period from __________ to __________

                        Commission file number    33-79320
                                               --------------------------------

                         SUNNYLAND HOLDINGS CORPORATION
-------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


            Delaware                                     54-1706550
----------------------------------------   ------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)


           6231 Leesburg Pike, Suite 308 Falls Church, Virginia 22044
----------------------------------------   ------------------------------------
(Address of principal executive offices)                (Zip Code)


Issuer's telephone number (703)   237-8230-
                         ------ -----------------------


Securities registered under Section 12(b) of the Exchange Act:


         Title of each class                Name of each exchange on which
                                            registered
        Common
----------------------------------------   ------------------------------------


----------------------------------------   ------------------------------------


Securities registered under Section 12(g) of the Exchange Act:


-------------------------------------------------------------------------------
                                (Title of class)

-------------------------------------------------------------------------------
                                (Title of class)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]


SEC 2337 (02-94)

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year.    -0-
                                                              -----------

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

    (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
    2,195,000
-----------------


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

Transitional Small Business Disclosure Format (Check one):  Yes    ; No
                                                               ----    ----

                              GENERAL INSTRUCTIONS

A.   Use of Form 10-KSB.

     This Form may be used by a "small business issuer," defined in Rule 12b-2 of the Exchange Act, for its annual and transitional reports under section 13 or 15(d) of that Act. For further information as to eligibility to use this Form see Item 10(a) of Regulation S-B (17 CFR 228.10 et seq.). Annual reports on this form shall be filed within 90 days after the end of the fiscal year covered by the report. Transition reports shall be filed within the time period specified in Rules 13a-10 or 15d-10 of the Exchange Act (ss 240.13a-10 or 240.15d-10 of this chapter).

B.   Application of General Rules and Regulations.

     The General Rules and Regulations under the Exchange Act (ss 240.0-1 et seq.), particularly Regulation 12B (ss 240.12b-1 et seq.) contain certain general requirements for reports on any form which should be carefully read and observed in the preparation and filing of reports on this Form.

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

                                     PART II

ITEM 6.  Management Discussion and Analysis

         During the next year the Board of Directors will concentrate on acquiring commercial properties in the United States; particularly in Northern Virginia. Such acquisition will depend on the Company's ability to raise capital in the future.

         Mr. Kyung Hoon Pyun of Seoul, Korea was reappointed to the Board of Directors effective July 16, 1997.

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                         /s/ Syung D. Han
                                     By_______________________________
                                         Syung D. Han, President, CEO

                                             March 30, 1998
                                     Date______________________________


                                         /s/ Albert L. Stewart
                                     By_______________________________
                                         Albert L. Stewart, Vice President
                                         Secretary

                                             March 30, 1998
                                     Date______________________________

                         SUNNYLAND HOLDINGS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                DECEMBER 31, 1997, 1996 AND 1995 AND THE PERIOD
                       FROM NOVEMBER 5, 1993 (INCEPTION)
                              TO DECEMBER 31, 1997









                           These financial statements
                             may be reproduced only
                               in their entirety.

                         SUNNYLAND HOLDINGS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

          FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 AND THE PERIOD FROM NOVEMBER 5, 1993 (INCEPTION) TO DECEMBER 31, 1997

TABLE OF CONTENTS
================================================================================

INDEPENDENT AUDITOR'S REPORT                                                   2

EXHIBIT A    Balance Sheets
               December 31, 1997 and 1996                                      3


EXHIBIT B    Statements of Changes in Stockholders' Deficit
               For the Years Ended December 31, 1997, 1996 and 1995 and
               For the Period From November 5, 1993 (Inception)
               to December 31, 1997                                            4


EXHIBIT C    Statements of Operations
               For the Years Ended December 31, 1997, 1996 and 1995 and
               For the Period From November 5, 1993 (Inception)
               to December 31, 1997                                            5


EXHIBIT D    Statements of Cash Flows
               For the Years Ended December 31, 1997, 1996 and 1995 and
               For the Period From November 5, 1993 (Inception)
               to December 31, 1997                                            6


NOTES TO FINANCIAL STATEMENTS                                               7-10

                 [ROSS, LANGAN & McKENDREE, L.L.P. LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

Board of Directors and Stockholders
Sunnyland Holdings Corporation
Falls Church, Virginia

We have audited the accompanying balance sheets of the Sunnyland Holdings Corporation (a development stage company) as of December 31, 1997 and 1996 and the related statements of changes in stockholders' deficit, operations and cash flows for the years ended December 31, 1997, 1996 and 1995, and for the period from November 5, 1993 (inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Sunnyland Holdings Corporation as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, and from November 5, 1993 (inception), to December 31, 1997, in conformity with generally accepted accounting principles.

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


                                         /s/ Ross, Langan & McKendree L.L.P.
                                         ______________________________________
                                         CERTIFIED PUBLIC ACCOUNTANTS

McLean, Virginia
March 11, 1998


Home page: http://www.rimcpa.com  E-mail: info@rimcpa.com     Page 2 of 10 Pages

                                                                       EXHIBIT A

                         SUNNYLAND HOLDINGS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS



                                     ASSETS

                                                                December 31,
                                                            -------------------
                                                              1997       1996
                                                            --------  ---------
CURRENT ASSETS
  Cash and cash equivalents (Note 1)                        $  1,085   $    112
                                                            -------------------

TOTAL ASSETS                                                $  1,085   $    112
                                                            ===================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accrued expenses (Note 4)                                 $     -    $ 25,000
  Current portion of related party
   notes payable (Note 2)                                         -      39,077
                                                            -------------------

TOTAL CURRENT LIABILITIES                                         -      64,077

LONG TERM LIABILITIES
  Related party notes payable - net
   of current portion (Note 2)                                81,967     27,526
                                                            -------------------

TOTAL LIABILITIES                                             81,967     91,603
                                                            - - - - -  - - - - -

COMMITMENTS AND CONTINGENCIES (Note 4)                            -          -

STOCKHOLDERS' DEFICIT (Exhibit B)
  Common stock; $.00001 par value;
  100,000,000 shares authorized; 2,195,000
  issued and outstanding as of December 31, 1997
  and 1996                                                        22         22
  Additional paid-in-capital                                 294,530    224,753
  Deficit accumulated during development stage              (375,434)  (316,266)
                                                            --------------------

TOTAL STOCKHOLDERS' DEFICIT                                  (80,882)   (91,491)
                                                            -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $  1,085  $     112
                                                            ===================


See independent auditor's report. The accompanying notes are an integral part of these financial statements.

                                                              Page 3 of 10 Pages

                                                                       EXHIBIT B

                         SUNNYLAND HOLDINGS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
            FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 AND
     FOR THE PERIOD FROM NOVEMBER 5, 1993 (INCEPTION) TO DECEMBER 31, 1997



                                                     Common Stock         Additional           Deficit            Total
                                                ----------------------     Paid-in       Accumulated During    Stockholders'
                                                 Shares        Amount      Capital       Development Stage       Deficit
                                                --------      --------    ----------     ------------------    -------------
BALANCE AT NOVEMBER 5, 1993                           -       $    -       $    -            $     -             $     -

    Original common stock issue
      ($.00001 per share, February 5, 1994)
        (Note 3)                                3,120,000           31          -                  -                    31
    Contributed services and
      facilities (Note 5)                             -            -         85,230                -                85,230
    Net loss (Exhibit C)                              -            -            -             (149,162)           (149,162)
                                             -------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1994                    3,120,000           31       85,230           (149,162)            (63,901)
    Contributed services and
      facilities (Note 5)                             -            -         69,737                -                69,737
    Net loss (Exhibit C)                              -            -            -              (84,654)            (84,654)
                                             ------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1995                    3,120,000           31      154,967           (233,816)            (78,818)

    Cancellation of common stock (Note 3)      (1,000,000)         (10)          10                -                   -
    Contributed services and
      facilities (Note 5)                             -            -         69,777                -                69,777
    Common stock issue (Note 3)                    75,000            1           (1)               -                   -
    Net loss (Exhibit C)                              -            -            -             (82,450)             (82,450)
                                             ------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1996                    2,195,000           22      224,753          (316,266)             (91,491)
    Contributed services and
      facilities (Note 5)                             -            -         69,777                -                69,777
    Net loss (Exhibit C)                              -            -            -             (59,168)             (59,168)
                                             ------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1996                    2,195,000         $ 22     $294,530         ($375,434)            ($80,882)
                                             ==============================================================================

See independent auditor's report. The accompanying notes are an integral part of these financial statements.

                                                              Page 4 of 10 Pages

                                                                       EXHIBIT C

                         SUNNYLAND HOLDINGS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
        FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 AND FOR THE
         PERIOD FROM NOVEMBER 5, 1993 (INCEPTION) TO DECEMBER 31, 1997


                                                       Years Ended December 31,         November 5, 1993
                                                    -------------------------------      (Inception) to
                                                      1997       1996        1995       December 31, 1997
                                                    --------   --------    --------     -----------------
REVENUE                                             $    -     $    -      $    -           $       -
                                                    - - - - - - - - - - - - - - - -         - - - - - -

EXPENSES
    Salaries - related parties                        65,000     65,000      65,000             270,830
    Payroll taxes - related parties                    4,777      4,777       4,737              20,091
    Rent and telephone - related parties (Note 4)      8,400      8,400       7,500              32,700
    Professional fees                                  3,492      3,150       3,371              62,641
    Office expense                                        56        233       1,007               2,049
    Travel                                             2,262        -         2,762               9,065
    Fees and licenses                                    -          768         -                 1,458
    Printing                                             -          -            69                 901
    Bank charges                                         132        122         108                 513
    Miscellaneous                                         49        -           100                 186
                                                    -------------------------------         -----------

    Total expenses                                    84,168     82,450      84,654             400,434
                                                    -------------------------------         -----------


NET LOSS FROM OPERATIONS                             (84,168)   (82,450)    (84,654)           (400,434)

OTHER INCOME                                          25,000        -           -                25,000
                                                    -------------------------------         -----------
NET LOSS                                            ($59,168)  ($82,540)   ($84,654)          ($375,434)
                                                    ===============================         ===========
NET LOSS PER SHARE                                   ($ 0.02)    ($0.03)     ($0.03)             ($0.13)
                                                    ===============================         ===========
WEIGHTED AVERAGE NUMBER OF SHARES                  2,361,660  2,541,875   3,120,000           2,799,250
                                                   ================================         ===========

See independent auditor's report. The accompanying notes are an integral part of these financial statements.

                                                              Page 5 of 10 Pages

                                                                       EXHIBIT D

                         SUNNYLAND HOLDINGS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
        FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 AND FOR THE
         PERIOD FROM NOVEMBER 5, 1993 (INCEPTION) TO DECEMBER 31, 1997

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                     Years Ended December 31,            November 5, 1993
                                               ------------------------------------       (Inception) to
                                                  1997         1996          1995        December 31, 1997
                                                --------     --------      --------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss (Exhibit C)                        ($59,168)    ($82,450)     ($84,654)         ($375,434)
    Adjustments to reconcile net loss to net
      cash used by operating activities:
        Contributed services and facilities -
        related parties                           69,777       69,777        69,737            294,552
        Decrease in accrued expenses             (25,000)         -             -                  -
                                                 ----------------------------------          ---------

        Net cash used by operating activities    (14,391)     (12,673)      (14,917)           (80,882)
                                                 ----------------------------------          ---------


CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from related party notes payable     15,364       12,354        15,025             81,967
                                                 ----------------------------------          ---------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                     973         (319)          108              1,085

CASH AND CASH EQUIVALENTS -
BEGINNING OF THE YEAR                                112          431           323                -
                                                 ----------------------------------          ---------

CASH AND CASH EQUIVALENTS -
END OF THE YEAR                                  $ 1,085     $    112      $    431          $   1,085
                                                 ==================================          =========


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

    During 1997, the Company consolidated related party notes payable having an aggregate balance of $66,603 and issued new notes payable (Note 2).

See independent auditor's report. The accompanying notes are an integral part of these financial statements.

                                                              Page 6 of 10 Pages

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

NOTE 2 - RELATED PARTY NOTES PAYABLE

    At January 1, 1997, the related party notes payable consisted of multiple notes and the balances were as follows:

       Company's President and Board Member               $ 43,673
       Company's Vice President and Board Member             1,936
       S.D. Sunnyland Enterprise, Inc.                      20,994
                                                          --------

       Total                                              $ 66,603
                                                          ========


       During 1997, the notes were consolidated and new notes were executed for the above balances. The terms of these notes and additional borrowings during the year are summarized below.

    Company's President and Board Member

    Note payable executed on April 2, 1997 in the
    amount of $43,673; non-interest bearing; due
    in full on May 2, 2000                                   $43,673

    Notes payable executed on various dates in 1997
    non-interest bearing; due in full on various dates
    in 2000 and 2001                                           6,362
                                                             -------

                                                             $50,035

See independent auditor's report. The accompanying notes are an integral part of these financial statements.

                                                              Page 7 of 10 Pages

                         SUNNYLAND HOLDINGS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

NOTE 2 - RELATED PARTY NOTES PAYABLE (Continued)

    Company's Vice-President and Board Member

    Note payable executed on April 2, 1997 in the
    amount of $1,936; non-interest bearing; due in
    full on May 2, 2000.                                   $ 1,936

    Notes payable executed on various dates in 1997;
    non-interest bearing; due on various dates in 2000
    and 2001.                                                  602
                                                           -------
                                                                     $ 2,538

    S.D. Sunnyland Enterprises, Inc. (shareholder)

    Note payable executed on April 2, 1997 in the
    amount of $20,994; non-interest bearing; due
    in full on April 3, 2000.                               20,994

    Notes payable executed on various dates in 1997;
    non-interest bearing; due in full on various dates
    in 1998 and 1999                                         8,400
                                                            ------
                                                                      29,394
                                                                     -------
                                         Total                       $81,967
                                                                     =======

    Future maturities at December 31, 1997 are as follows:

                  December 31,                 Amount
                  -----------                  ------
                      1998                    $   -
                      1999                        -
                      2000                     78,974
                      2001                      2,993
                                               ------

                      Total                   $81,967
                                              =======


    All of the related party note obligations are unsecured and contain a provision by which any principal outstanding after the due date will accrue interest at the highest rate allowed by law.

See independent auditor's report. The accompanying notes are an integral part of these financial statements.

                                                              Page 8 of 10 Pages

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

NOTE 4 - COMMITMENTS AND CONTINGENCIES

    Contracts

    At December 31, 1996, the Company was contingently liable to its law firm for $25,000 upon commencement of public trading of the Company's securities. The law firm is no longer providing services for the Company. The contingent liability has been recognized as other income for the year ended December 31, 1997.

    Leases

    For the period from November 5, 1993 to April 30, 1994, the Company shared rent free office space with S.D. Sunnyland Enterprises, Inc., a majority shareholder. The fair market value of the rent has been recorded as contributed capital. Effective May 1, 1994, the Company entered into a lease agreement with the aforementioned related party. The lease was renewed effective May 1, 1997, and provides for monthly payments of $600 for office space, and $100 for telephone and fax service. The lease expires in May 1998. Future minimum lease commitments at December 31, 1997 total $2,800. Total rent expense consists of the following:


                                   Years Ended December 31,         November 5, 1993
                                ------------------------------       (Inception) to
                                 1997        1996        1995       December 31, 1997
                                ------      ------      ------      -----------------
    Rent expense                $7,200      $7,200      $6,300           $27,700
    Telephone and fax services   1,200       1,200       1,200             5,000
                                ------      ------      ------           -------

    Total                       $8,400      $8,400      $7,500           $32,700
                                ======      ======      ======           =======


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

                                                              Page 9 of 10 Pages

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

NOTE 6 - FAIR VALUES OF FINANCIAL INSTRUMENTS

    Based on existing rates and economic conditions, the carrying amount of cash and cash equivalents at December 31, 1997 and 1996 is assumed to approximate fair market value. The Company's other financial instruments include related party notes payable for which it is not practicable to estimate fair value. None of the Company's financial instruments are held for trading purposes.

NOTE 7 - INCOME TAXES

    At December 31, 1997 and 1996, the Company had net operating loss carryforwards of approximately $73,000 and $67,000, respectively. Due to conditions that raise substantial doubt about the Company's ability to continue as a going concern, a valuation allowance has been applied to the entire carryforward amount. No current or deferred tax benefit or provision has been recorded on the Company's financial statements.

    The amounts and expiration dates of the operating loss carryforwards are as follows:

          Expiration Date                        Amount
         -----------------                      -------
         December 31, 2009                      $40,000
         December 31, 2010                       15,000
         December 31, 2011                       12,000
         December 31, 2012                        6,000
                                                -------

               Total                            $73,000
                                                =======


See independent auditor's report. The accompanying notes are an integral part of these financial statements.

                                                             Page 10 of 10 Pages