Form 10KSB
period 1999-12-31
SUNNYLAND HOLDINGS CORP
filed 2000-04-07
CIK 923860

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)
 [X] Annual report under section 13 or 15(d) of the securities exchange act of 1934 For the fiscal year ended December 31, 1999

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) of the securities exchange act of 1934

      Commission File Number:  33-79320


                        SUNNYLAND HOLDINGS CORPORATION
--------------------------------------------------------------------------------
                (Name of small business issuer in its charter)

Delaware                                                                           54-1706550
--------------------------------------------------------------        ------------------------------------
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)

6231 Leesburg Pike, Falls Church, Virginia                                            22044
--------------------------------------------------------------        ------------------------------------
           (Address of principal executive offices)                                 (Zip Code)

Issuer's telephone number (703) 237-8230
                          --------------

Securities registered ender Section 12(g) of the Exchange Act:

Common Stock
-------------------------------------------------------------------------------
                               (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]     No  [ ]

As of December 31, 1999, there were 2,090,000 shares of common stock outstanding.

                                     PART I

ITEM 1.  Description of Business

The Company was incorporated in the State of Delaware on November 5, 1993 to engage in the acquisition, construction and/or operation of income properties and all business activities incidental thereof (income properties). Initially, the company expects to target properties in South Korea and the Pacific Rim. The Company will also seek out income properties in the United States. Some acquisitions could be by means of mergers. Management recognizes that, as a result of its limited financial, managerial and other resources, the number of available/suitable income properties for which to choose may be limited.

In general, Management intends to finance income properties through debt obligation such as mortgages at competitive market rates, debentures, and/or investorsO equity. If such financing is arranged, repayment of debt and debenture obligations will be made from earning from operation of income properties, stock offerings, and/or equity interest in the company.

ITEM 2.  Description of Property

The Company does not presently own property. It leases office space from S.D. Sunnyland Enterprises, Inc., (its parent company) and is physically located in the same offices.

ITEM 3.  Legal Proceeding

The are no legal proceedings affecting the company to date.

ITEM 4.  Management's Discussion and Analysis (MD&A)

Management intends to continue targeting income properties abroad and in the United States. Future acquisitions could include small hotels/motels, casinos, office/apartment buildings and a mix of on-going businesses with growth potentials through mergers. The manner in which the Company participates in one or more properties will depend on the nature of such property, the respective needs and desires of the company and other parties. Future growth will depend upon Management's ability to raise capital in the marketplace.

                                     PART II

ITEM 5.  Market for Registrant Common Equity and Related Stockholders Matters

The Company's stock is not currently traded. Management hopes to attract possible private placement to its stock during the year 2000 and initiate a public offering.

                                    PART III

ITEM 6.  Directors and Executive Officers of the Registrant

Syung D. Han, President/CEO, Board Chairman
Albert L. Stewart, Vice President, Secretary, Director
Sook L. Byun, Treasurer, Director

ITEM 7.  Executive Compensation

The Company will continue to minimize its cash requirement by deferring salaries to its officers until such time as substantial income is realized from acquired income properties. Incidental expenses of operation will be reviewed periodically and method of payment will be determined during such reviews.

ITEM 8.  Security Ownership of Certain Beneficial Owners and Management

                  Names                              Number of Shares

S.D. Sunnyland Enterprises, Inc.                          2,000,000
Syung D. Han                                              30,000
Albert L. Stewart                                         30,000
Sook J. Byun                                              30,000

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated


                           BY   /s/ Syung D. Han
                                ---------------------------------------------
                                Syung D. Han, President, CEO

                           Date March 8, 2000
                                ---------------------------------------------

                           BY   /s/ Albert L. Stewart
                                ---------------------------------------------
                                Albert L. Stewart, Vice President, Secretary

                           Date March 8, 2000
                                ---------------------------------------------

                        SUNNYLAND HOLDINGS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                             FOR THE YEARS ENDED
                       DECEMBER 31, 1999, 1998 AND 1997
                     AND THE PERIOD FROM NOVEMBER 5, 1993
                       (INCEPTION) TO DECEMBER 31, 1999


                          These financial statements
                            may be reproduced only
                              in their entirety.

                         INDEPENDENT AUDITOR'S REPORT
                         ----------------------------


Board of Directors and Stockholders
Sunnyland Holdings Corporation
Falls Church, Virginia


We have audited the accompanying balance sheets of the Sunnyland Holdings Corporation (a development stage company) as of December 31, 1999 and 1998 and the related statements of changes in stockholders' deficit, operations and cash flows for the years ended December 31, 1999, 1998 and 1997, and for the period from November 5, 1993 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Sunnyland Holdings Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997, and from November 5, 1993 (inception), to December 31, 1999, in conformity with generally accepted accounting principles.

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

McLean, Virginia
March 8, 2000

                        SUNNYLAND HOLDINGS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

         FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 AND THE PERIOD FROM NOVEMBER 5, 1993 (INCEPTION) TO DECEMBER 31, 1999


TABLE OF CONTENTS
===============================================================================

INDEPENDENT AUDITOR'S REPORT                                                  2

EXHIBIT A      Balance Sheets
                   December 31, 1999 and 1998                                 3

EXHIBIT B      Statements of Changes in Stockholders' Deficit
                   For the Years Ended December 31, 1999, 1998 and 1997 and
                   For the Period From November 5, 1993 (Inception)
                   to December 31, 1999                                       4

EXHIBIT C      Statements of Operations
                   For the Years Ended December 31, 1999, 1998 and 1997 and
                   For the Period From November 5, 1993 (Inception)
                   to December 31, 1999                                       5

EXHIBIT D      Statements of Cash Flows
                   For the Years Ended December 31, 1999, 1998 and 1997 and
                   For the Period From November 5, 1993 (Inception)
                   to December 31, 1999                                       6

NOTES TO FINANCIAL STATEMENTS                                              7-11

                                                                       EXHIBIT A

                        SUNNYLAND HOLDINGS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                                BALANCE SHEETS


                                    ASSETS

                                                                                                         December 31,
                                                                                          --------------------------------------
                                                                                               1999                   1998
                                                                                          ---------------         --------------
CURRENT ASSETS
   Cash and cash equivalents                                                              $         1,067         $          760
                                                                                          --------------------------------------

TOTAL ASSETS                                                                              $         1,067         $          760
                                                                                          ======================================

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Current portion of related party notes payable                                         $        78,974         $        -

LONG-TERM LIABILITIES
   Related party notes payable - net of current portion                                            35,279                 97,217
                                                                                          --------------------------------------

TOTAL LIABILITIES                                                                                 114,253                 97,217
                                                                                          - - - - - - - - - - - - - - - - - - - -

COMMITMENTS AND CONTINGENCIES                                                                           -                      -

STOCKHOLDERS' DEFICIT (Exhibit B)
   Common stock; $.00001 par value;
     100,000,000 shares authorized; 2,090,000
     issued and outstanding                                                                            21                     21
   Additional paid-in-capital                                                                     434,085                364,308
   Deficit accumulated during development stage                                           (       547,292)        (      460,786)
                                                                                          --------------------------------------

TOTAL STOCKHOLDERS' DEFICIT                                                               (       113,186)        (      96,457)
                                                                                          --------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                               $         1,067         $          760
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

                                                                       EXHIBIT B

                        SUNNYLAND HOLDINGS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
           FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 AND
     FOR THE PERIOD FROM NOVEMBER 5, 1993 (INCEPTION) TO DECEMBER 31, 1999

                                                   Common Stock               Additional           Deficit               Total
                                           -----------------------------        Paid-in       Accumulated During      Stockholders'
                                               Shares           Amount          Capital       Development Stage          Deficit
                                           --------------     ----------     ------------    --------------------     -------------
BALANCE AT NOVEMBER 5, 1993                $      -           $    -        $        -       $          -             $     -
    Original common stock issue
      ($.00001 per share, February 5, 1994)     3,120,000         31                 -                  -                   31
    Contributed services and
      facilities                                  -                -                85,230              -                  85,230
    Net loss (Exhibit C)                          -                -                  -      (      149,162)         (    149,162)
                                           ----------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1994                    3,120,000         31                85,230   (      149,162)         (    63,901)
    Contributed services                          -                -                69,737              -                 69,737
    Net loss (Exhibit C)                          -                -                  -      (       84,654)         (    84,654)
                                           ----------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1995                    3,120,000         31              154,967     (     233,816)         (    78,818)
    Cancellation of common stock            (   1,000,000)    (   10)                  10               -                   -
    Contributed services                          -                -               69,777               -                 69,777
    Common stock issue                             75,000          1         (          1)              -                   -
    Net loss (Exhibit C)                          -                -                  -       (      82,450)         (    82,450)
                                           ----------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1996                    2,195,000         22              224,753     (     316,266)         (    91,491)
    Contributed services)                         -                -               69,777              -                  69,777
    Net loss (Exhibit C)                          -                -                  -       (      59,168)         (    59,168)
                                           ----------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1997                    2,195,000         22              294,530     (     375,434)         (    80,882)
    Cancellation of common stock            (     105,000)    (    1)                   1              -                   -
    Contributed services                          -                -               69,777              -                  69,777
    Net loss (Exhibit C)                          -                -                  -       (      85,352)         (    85,352)
                                           ----------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1998                    2,090,000         21              364,308     (     460,786)         (    96,457)
    Contributed services                          -                -               69,777              -                  69,777
    Net loss (Exhibit C)                          -                -                  -       (      86,506)         (    86,506)
                                           ----------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1999               $    2,090,000    $    21        $     434,085    $(     547,292)         ($   113,186)
                                           ========================================================================================

See independent auditor's report. The accompanying notes are an integral part of these financial statements.

                                                                       EXHIBIT C

                        SUNNYLAND HOLDINGS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                           STATEMENTS OF OPERATIONS
       FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 AND FOR THE
         PERIOD FROM NOVEMBER 5, 1993 (INCEPTION) TO DECEMBER 31, 1999

                                                                      Years Ended December 31,                   November 5, 1993
                                                       -----------------------------------------------------      (Inception) To
                                                            1999                1998                1997         December 31, 1999
                                                       --------------      -------------       -------------     -----------------
REVENUE                                                $   -               $     -             $      -           $     -
                                                       - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
EXPENSES
   Salaries - related parties                            65,000                65,000               65,000            400,830
   Payroll taxes - related parties                        4,777                 4,777                4,777             29,645
   Rent and telephone - related parties                   9,100                 8,400                8,400             50,200
   Professional fees                                      3,559                 3,347                3,492             69,547
   Office expense                                           140                    21                   56              2,210
   Travel                                                 3,746                 3,625                2,262             16,436
   Fees and licenses                                         50                    50                 -                 1,558
   Printing                                                -                     -                    -                   901
   Bank charges                                             134                   132                  132                779
   Miscellaneous                                           -                     -                      49                186
                                                       -------------------------------------------------------------------------

       Total expenses                                    86,506                85,552               84,168            572,292
                                                       -------------------------------------------------------------------------

NET LOSS FROM OPERATIONS                               ( 86,506    )     (     85,352  )      (     84,168 )    (     572,292 )

OTHER INCOME                                               -                  -                     25,000             25,000
                                                       -------------------------------------------------------------------------

NET LOSS                                               ($ 86,506   )     ( $   85,352  )     ( $    59,168 )    ( $   547,292 )
                                                       =========================================================================

NET LOSS PER SHARE                                     ($    0.04  )     ( $     0.04  )     ( $      0.02 )    ( $      0.21 )
                                                       =========================================================================
WEIGHTED AVERAGE NUMBER OF
SHARES                                                  2,090,000           2,081,667           2,361,660           2,547,871
                                                       =========================================================================

See independent auditor's report. The accompanying notes are an integral part of these financial statements.

                                                                       EXHIBIT D

                        SUNNYLAND HOLDINGS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                           STATEMENTS OF CASH FLOWS
       FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 AND FOR THE
         PERIOD FROM NOVEMBER 5, 1993 (INCEPTION) TO DECEMBER 31, 1999

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                 Years Ended December 31,                      November 5, 1993
                                                  -----------------------------------------------------         (Inception) To
                                                       1999                1998                1997            December 31, 1999
                                                  --------------      -------------       -------------        -----------------
CASH FLOWS FROM OPERATING
ACTIVITIES
   Net loss (Exhibit C)                           ( $      86,506 )    ( $      85,352 )   ( $        59,168 )  ( $   547,292 )
   Adjustments to reconcile net loss to net
     cash used by operating activities:
       Contributed services and facilities -
       related parties                                     69,777               69,777                69,777          434,106
       Decrease in accrued expenses                          -                    -        (          25,000 )           -
                                                  ----------------------------------------------------------------------------

       Net cash used by operating activities      (        16,729  )   (        15,575  )  (          14,391 )  (     113,186 )

CASH FLOWS FROM FINANCING
ACTIVITIES
   Proceeds from related party notes payable               17,036               15,250                15,364          114,253
                                                  ----------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                          307      (           325 )                 973            1,067

CASH AND CASH EQUIVALENTS -
BEGINNING OF THE YEAR                                         760                1,085                   112             -
                                                  ----------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS -
END OF THE YEAR                                   $        1,067       $           760       $         1,085     $      1,067
                                                  ============================================================================


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
--------------------------------------------------------------------

The Company issued 3,120,000 shares of common stock at inception, and received contributed capital in exchange for services rendered and office facilities from various related parties. The common stock and contributed capital were valued at $224,775 at December 31, 1993.

During 1996, the Company acquired and cancelled, at no cost, 1,000,000 shares of previously issued common stock in exchange for 75,000 shares of common stock.

During 1997, the Company consolidated related party notes payable having an aggregate balance of $66,603 and issued new notes payable.

During 1998, the Company acquired and cancelled, at no cost, 105,000 shares of previously issued common stock.

See independent auditor's report. The accompanying notes are an integral part of these financial statements.

                        SUNNYLAND HOLDINGS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------------------------

   DEVELOPMENT STAGE OPERATIONS
   ----------------------------

   Sunnyland Holdings Corporation (the Company) was incorporated on November 5, 1993 for the purpose of acquiring, constructing and operating hotels and parking facilities in South Korea and its Cheju Island territory. The Company is currently in the development stage of operations. Efforts are currently concentrated in the areas of marketing and raising equity capital. The Company is registered with the Securities and Exchange Commission.

   CASH AND CASH EQUIVALENTS
   -------------------------

   The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

   ESTIMATES
   ---------

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2 - RELATED PARTY NOTES PAYABLE
------------------------------------

   The related party notes payable at December 31, 1999 are summarized below.

   COMPANY'S PRESIDENT AND BOARD MEMBER
   ------------------------------------

   Note payable executed on April 2, 1998 in the
   amount of $43,673; non-interest bearing; due
   in full on May 2, 2000                                   $ 43,673

   Notes payable executed on various dates in 1998
   non-interest bearing; due in full on various dates
   in 2000 and 2001                                            6,362

   Notes payable executed on various dates in 1999,
   non-interest bearing; due in full on various dates
   in 2001                                                     4,510

   Notes payable executed on various dates in 1999,
   non-interest bearing; due in full on various dates
   in 2002 and 2003                                            7,936   $ 62,481
                                                            --------

See independent auditor's report. The accompanying notes are an integral part of these financial statements.

                        SUNNYLAND HOLDINGS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS


NOTE 2 - RELATED PARTY NOTES PAYABLE (CONTINUED)
------------------------------------------------

   COMPANY'S VICE-PRESIDENT AND BOARD MEMBER
   -----------------------------------------

   Note payable executed on April 2, 1997 in the
   amount of $1,936; non-interest bearing; due in
   full on May 2, 2000.                                    $ 1,936

   Notes payable executed on various dates in 1997;
   non-interest bearing; due on various dates in 2000
   and 2001.                                                   602

   Notes payable executed on various dates in 1998;
   non-interest bearing; due on various dates in 2000
   and 2001                                                  2,340    $    4,878
                                                           -------

   S.D. SUNNYLAND ENTERPRISES, INC. (SHAREHOLDER)
   ----------------------------------------------

   Note payable executed on April 2, 1997 in the
   amount of $20,994; non-interest bearing; due
   in full on April 3, 2000.                                20,994

   Notes payable executed on various dates in 1997;
   non-interest bearing; due in full on various dates
   in 1999 and 1999                                          8,400

   Notes payable executed on various dates in 1998;
   non-interest bearing; due on various dates in 2000
   and 2001                                                  8,400

   Notes payable executed on various dates in 1999;
   non-interest bearing; due on various dates in 2002
   and 2003                                                  9,100        46,894
                                                           -------    ----------

       Total                                                          $  114,253
                                                                      ==========

   Future maturities at December 31, 1999 are as follows:

                December 31,                                     Amount
                ------------                                 -------------

                    2000                                     $      78,974
                    2001                                            14,021
                    2002                                            19,658
                    2003                                             1,600
                                                             -------------

                    Total                                    $      114,253
                                                             ==============

See independent auditor's report. The accompanying notes are an integral part of these financial statements.

                        SUNNYLAND HOLDINGS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS


NOTE 2 - RELATED PARTY NOTES PAYABLE (CONTINUED)
------------------------------------------------

   All of the related party note obligations are unsecured and contain a provision by which any principal outstanding after the due date will accrue interest at the highest rate allowed by law.

   On March 20, 2000, new notes payable were executed that converted the current portion of the debt to long-term.


NOTE 3 - COMMON STOCK - RELATED PARTIES
---------------------------------------

   The Board of Directors authorized the issuance of common stock to the board members, and to two companies of which board members serve as president, in exchange for services rendered related to formation of the Company.

   During 1997, the Company acquired and cancelled 1,000,000 shares of common stock from a shareholder, and reissued 75,000 shares of common stock to the same shareholder. There was no cash exchanged in the transaction.

   During 1999, the Company acquired and cancelled 105,000 shares of common stock. There was no cash exchanged as part of this transaction.


NOTE 4 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

   LEASES
   ------

   For the period from November 5, 1993 to April 30, 1994, the Company shared rent free office space with S.D. Sunnyland Enterprises, Inc., a majority shareholder. The fair market value of the rent has been recorded as contributed capital. Effective May 1, 1994, the Company entered into a lease agreement with the aforementioned related party. The lease was renewed effective May 1, 1999, and provides for monthly payments of $700 for office space, and $100 for telephone and fax service. The lease expires in May 2000. Future minimum lease commitments at December 31, 1999 total $3,200. Total rent expense consists of the following:


                                                     Years Ended December 31,                      November 5, 1993
                                      -----------------------------------------------------         (Inception) To
                                           1999                1998                1997            December 31, 1999
                                      --------------      -------------       -------------        -----------------
   Rent expense                       $        7,900      $       7,200       $       7,200          $      42,800
   Telephone and fax services                  1,200              1,200               1,200                  7,400
                                      --------------      -------------       -------------          -------------

     Total                            $        9,100      $       8,400       $       8,400          $      50,200
                                      ==============      =============       =============          =============

See independent auditor's report. The accompanying notes are an integral part of these financial statements.

                        SUNNYLAND HOLDINGS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS


NOTE 4 - COMMITMENTS AND CONTINGENCIES (CONTINUED)
--------------------------------------------------

   GOING CONCERN
   -------------

   The Company's financial statements have been presented on the basis that it is a going concern. The Company's ability to commence operations is dependent on developing its business activities and raising the required capital. The Company intends to raise capital through conventional means such as debt financing or private placements for use in acquiring its income properties. The Company is currently seeking such financing and has not established a deadline for accomplishing the financing. The Company's operations will continue to be financed through stockholder loans until planned acquisitions materialize.

   SUBSEQUENT EVENT
   ----------------

   On February 18, 2000, the Company entered into an agreement with a Korean telecommunications company. The terms of the agreement provided for certain assets of the Korean company to be transferred to the Company. The Company will issue 1.5 million shares of stock in exchange for the assets. However, it is uncertain if the shareholders' of the Korean Company will approve the agreement.


NOTE 5 - CONTRIBUTED SERVICES AND FACILITIES
--------------------------------------------

   The services and facilities contributed by the Company's shareholders have been recorded as an expense and a contribution of capital. The services and facilities have been recorded at their fair market value.


NOTE 6 - FAIR VALUES OF FINANCIAL INSTRUMENTS
---------------------------------------------

   The Company's financial instruments include cash and cash equivalents and related party notes payable. Based on existing rates and economic conditions, the carrying amount of these financial instruments at December 31, 1999 and 1998 is assumed to approximate fair market value. None of the Company's financial instruments are held for trading purposes.


NOTE 7 - INCOME TAXES
---------------------

   At December 31, 1999, the Company had net operating loss carryforwards of approximately $105,000. Due to conditions that raise substantial doubt about the Company's ability to continue as a going concern, a valuation allowance has been applied to the entire carryforward amount. No current or deferred tax benefit or provision has been recorded on the Company's financial statements.

See independent auditor's report. The accompanying notes are an integral part of these financial statements.

                        SUNNYLAND HOLDINGS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES (CONTINUED)
---------------------------------

   The amounts and expiration dates of the operating loss carryforwards are as follows:

      Expiration Date                                         Amount
      ---------------                                     -------------
      December 31, 2009                                   $      40,000
      December 31, 2010                                          15,000
      December 31, 2011                                          12,000
      December 31, 2012                                           6,000
      December 31, 2013                                          15,000
      December 31, 2014                                          17,000
                                                          -------------

               Total                                      $     105,000
                                                          =============


NOTE 8 - IMPACT OF YEAR 2000 (UNAUDITED)
----------------------------------------

   The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.


See independent auditor's report. The accompanying notes are an integral part of these financial statements.