Form 10KSB
period 2000-12-31
SUNNYLAND HOLDINGS CORP
filed 2001-04-02
CIK 923860

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-KSB


(Mark One)

    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


    Commission File Number 33-79320


                        SUNNYLAND HOLDINGS CORPORATION
                        ------------------------------
                (Name of small business issuer in its charter)


Delaware                                                                          54-1706550
--------------------------------------------------------------                    --------------------------------------------------
(State or other jurisdiction of incorporation or organization)                           (I.R.S. Employer Identification No.)

6231 Leesburg Pike, Falls Church, Virginia                                        22044
--------------------------------------------------------------                    --------------------------------------------------
     (Address of principal executive offices)                                                    (Zip Code)

Issuer's telephone number: (703) 532-9247, Fax (703) 237-7555
                           -----------------------------------

Securities registered under Section 12(g) of the Exchange Act:

Common Stock
------------------------------------------------------------------------------------------------------------------------------------
                                                         (Title of class)


    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [_]

As of December 31, 2000 there were 2,090,000 shares of common stock outstanding.

                                    PART I

ITEM 1.    Description of Business

           The Company was incorporated in the State of Delaware on November 5, 1993 to engage in the acquisition, construction and/or operation of income properties and all business activities incidental thereof (income properties). Initially, the company expected to target properties in South Korea and the Pacific Rim. Management's revised strategy, which will include properties in the Far East, now concentrates on properties in the United States. Some acquisitions may be accomplished by mergers.

ITEM 2.    Description of Property

           The Company does not presently own property. It leases office space from S.D. Sunnyland Enterprises, Inc., (its parent company) and is physically located in the same office.

ITEM 3.    Legal Proceeding

           There are no legal proceedings affecting the company to date.

ITEM 4.    Management's Discussion and Analysis (MD&A)

           Management recognizes that, as a result of its limited financial, managerial and other resources, the number of available or suitable income properties for which to choose may be limited; future acquisitions could include small hotels, motels, casinos, office and apartment buildings and a mix of on-going businesses with growth potentials.

           In general, Management intends to finance acquisitions through debt obligations such as mortgages at competitive market rates, debentures, and/or investors' equity. Repayment of debt obligations will come from profit and investors' equity interest in the company.

                                    PART II

ITEM 5.    Market for Registrant Common Equity and Related Stockholders Matters

           The Company's stock is not currently traded. Management hopes to attract private placement or merger during the year 2001 and initiate a public offering in 2002.

                                   PART III

ITEM 6.    Directors and Executive Officers of the Registrant

           Syung D.'Han, President/CEO, Board Chairman Albert L. Stewart, Vice President, Secretary, Director Sook L. Byun, Treasurer, Director

ITEM 7.    Executive Compensation

           The Company will continue to minimize its cash requirement by deferring salaries to its officers until such time as substantial income is realized from acquired income properties. Incidental expenses of operation will be reviewed periodically and method of payment will be determined during such reviews.

ITEM 8.    Security Ownership of Certain Beneficial Owners and Management

                    Names                              Number of Shares
                    -----                              ----------------
           S.D. Sunnyland Enterprises, Inc.               2,000,000
           Syung D. Han                                      30,000
           Albert L. Stewart                                 30,000
           Sook J. Byun                                      30,000

           In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                        By    Syung D. Han
                                        -----------------------------
                                        Syung D. Han, President, CEO

                                        Date  03/16/01
                                        -----------------------------

                                        By    Albert L. Stewart
                                        -----------------------------
                                        Albert L. Stewart, Vice
                                        President, Secretary

                                        Date  March 16, 2001
                                        -----------------------------