Form 10KSB
period 2001-12-31
SUNNYLAND HOLDINGS CORP
filed 2002-03-21
CIK 923860

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
    For the fiscal year ended December 31, 2001

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

Issuer's telephone number (703) 237-8230

Securities registered under Section 12(g) of the Exchange Act:

Common Stock
--------------------------------------------------------------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

As of December 31, 2001, there were 2,090,000 shares of common stock outstanding.

ITEM 1.  Description of Business

         The Company was incorporated in the State of Delaware on November 5, 1993 to engage in the acquisition, construction and/or operation of income properties and all business activities incidental thereof (income properties). Initially, the company expected to target properties in South Korea and the Pacific Rim. Management's revised strategy, while it will include properties in the Far East, now concentrates on properties in the United States. Some acquisitions may be accomplished by mergers.

ITEM 2.  Description of Property

         The Company does not presently own property. It leases office space from the S.D. Sunnyland Enterprises, Inc., (its parent company) and is physically located in the same office.

ITEM 3.  Legal Proceedings

         There are no legal proceeding affecting the company to date.

ITEM 4.  Management's Discussion and Analysis (MD&A)

         Management recognizes that, as a result of its limited financial, managerial and other resources, the number of available or suitable income properties from which to choose may be limited; future acquisitions could include small hotels, motels, casinos, office and apartment buildings and a mix of on-going businesses with growth potentials. In general, Management intends to finance acquisitions through debt obligations such as mortgages at competitive market rates, debentures, and/or investors' equity. Repayment of debt obligations will come from profit and investors' equity interest in the company.

                                    PART II

ITEM 5.  Market for Registrant Common Equity and Related Stockholders Matters

         The Company's stock is not currently traded. Management hopes to attract private placement or merger during the year 2002 and initiate a public offering in 2003 or 2004.

                                    PART III

ITEM 6.  Directors and Executive Officers of the Registrant

         Syung D. Han, President/CEO, Board Chairman
         Albert L. Stewart, Vice President, Secretary, Director
         Sook L. Byun, Treasurer, Director

ITEM 7.  Executive Compensation

         The Company will continue to minimize its cash requirements by deferring salaries to its officers until such time as substantial income is realized from acquired income properties. Incidental expenses of operation will be reviewed periodically and method of payment will be determined during such reviews.

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

                                    BY
                                    ------------------------
                                    Syung D. Han, President, CEO

                                    Date
                                    ------------------------

                                    BY /s/ Albert L. Stewart
                                    ------------------------
                                    Albert L. Stewart, Vice President, Secretary

                                    Date March 8, 2002
                                    ------------------------