Form 10KSB
period 2002-12-31
SUNNYLAND HOLDINGS CORP
filed 2003-03-19
CIK 923860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 33-79320

SUNYLAND HOLDINGS CORPORATION

(Name of small business issuer in its charter)

Delaware	54 -1706550
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

Issuer’s telephone number (703)237-8230

Securities registered under Section 12(g) of the Exchange Act:

Common Stock

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past days. Yes  ☒    No  ☐

As of December 31, 2002, there were 2,090,000 shares of common stock outstanding.

ITEM 1. Description of Business

The Company was incorporated in the State of Delaware on November 5, 1993 to engage in the acquisition, construction and/or operation of income properties and all business activities incidental Thereof (income properties). Initially, the company expected to target properties in South Korea and the Pacific Rim. Management’s revised strategy, while it will include properties in the Far East, now concentrates on properties in the United States. Some acquisitions may be accomplished by mergers.

ITEM 2. Description of Property

The Company does not presently own property. It leases office space from the S.D. Sunnyland Enterprises, Inc., (its parent company) and is physically located in the same office.

ITEM 3. Legal Proceedings

There are no legal proceedings affecting the company to date.

ITEM 4. Management’s Discussion and Analysis (MD&A)

Management recognizes that, as a result of its limited financial, managerial and other resources, the number of available or suitable income properties from which to choose may be limited; future acquisitions could include small hotels, motels, casinos, office and apartment buildings and a mix of on- going businesses with growth potentials. In general, Management intends to finance acquisitions through debt obligations such as mortgages at competitive market rates, debentures, and/or investors’ equity. Repayment of debt obligations will come from profit and investors’ equity interest in the company.

PART II

ITEM 5. Market of Registrant Common Equity and Related Stockholders Matters

The Company’s stock is not currently traded. Management hopes to attract private placement or merger during the year 2003 and initiate a public offering in 2004.

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

By: /s/ Syung D. Han
Syung D. Han, President, CEO

Date: March 10, 2003

By: /s/ Albert L. Stewart
Albert L. Stewart, Vice President, Secretary

Date: March 10, 2003