Form 10KSB
period 2003-12-31
SUNNYLAND HOLDINGS CORP
filed 2004-03-15
CIK 923860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 33-79320

SUNNYLAND HOLDINGS CORPORATION

(Name of small business issuer in its charter)

Delaware	54-1706550
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6231 Leesburg Pike, Falls Church, Virginia	22044
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (703) 237-8230

Securities registered under Section 12 (g) of the Exchange Act:

Common Stock

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

As of December 31, 2003, there were 2,090,000 shares of common stock outstanding.

ITEM 1.	Description of Business

The Company was incorporated in the State of Delaware on November 5, 1993 to engage in the acquisition, construction and/or operation of income properties and all business activities incidental thereof (income properties). Initially, the company expected to target properties in South Korea and the Pacific Rim. Management’s revised strategy, now concentrates on properties in the United States. Some acquisitions may be accomplished by mergers.

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

The Company’s stock is not currently traded. Management hopes to attract private placement or merger during the year 2004 and initiate a public offering in 2006.

PART III

ITEM 6.	Directors and Executive Officers of the Registrant

Syung D. Han, President/CEO, Board Chairman

Albert L. Stewart, Vice President, Secretary, Director

Sook, L. Byun, Treasurer, Director

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

By:	/s/ Syung D. Han

Syung D. Han, President, CEO

Date	March 12, 2004

By:	/s/ Albert L. Stewart

Albert L. Stewart, Vice President, Secretary

Date	March 12, 2004